Form 10KSB
period 2006-04-30
Serino 4, Corp.
filed 2006-09-13
CIK 1331616

OMB APPROVAL
OMB Number: 3235-0419
Expires: March 31, 2007
Estimated average burden hours per response: 1646

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

GENERAL FORM FOR REGISTRATION OF SECURITIES

 OF SMALL BUSINESS ISSUERS

Under Section 12(b) or (g) of the Securities Exchange Act of 1934

Serino 4, Corp.

(Name of small business issuer in its charter)

New Jersey	Applied For
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3163 Kennedy Boulevard, Jersey City, New Jersey	07306
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (201) 217-4137

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value.

(Title of Class)

Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]  No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act.)  [X] Yes [ ] No

State issuer's revenues for its most recent fiscal year: $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days.  As of July 31, 2006, the registrant had 100,000 shares of common stock outstanding with a par value of $0.0001, of which 0 are held by non-affiliates.  There is no market value for the Company’s stock.

No documents are incorporated by reference.

Transitional small business disclosure format: Yes [ ] No [X]

SEC 2337 (9-05)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

CONTENTS

Page No.

Forward-Looking Statements

3

Part I

Item 1.

Description of Business.

4

Item 2.

Description of Properties.

8

Item 3.

Legal Proceedings.

8

Item 4.

Submission of Matters to a Vote of Security Holders

8

Part II

Item 5.

Market for Common Equity and Related Stockholder Matters

8

Item 6.

Management's Discussion and Analysis or Plan of Operation

9

Item 7.

Audited Financial Statements.

17

Item 8.

Changes in and Disagreement with Accountants on Accounting and

Financial Disclosure

24

Item 8A.

Controls and Procedures

24

Item 8B.

Other Events

24

Part III

Item 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance

Section 16(a) of the Exchange Act.

24

Item 10.

Executive Compensation.

27

Item 11.

Security Ownership of Certain Beneficial Owners and Management

28

Item 12.

Certain Relationships and Related Transactions.

28

Item 13.

Exhibits

29

Item 14

Principal Accountant Fees and Services

29

Signatures

30

FORWARD-LOOKING STATEMENTS

This Report on Form 10-KSB contains certain forward-looking statements. These forward looking statements might include statements regarding (i) research and development plans, marketing plans, capital and operations expenditures, and results of operations; (ii) potential financing arrangements; (iii) potential utility and acceptance of the Registrant's existing and proposed products; and (iv) the need for, and availability of, additional financing.

Any forward-looking statements included herein are based on current expectations and involve a number of risks and uncertainties. These forward-looking statements are based on assumptions regarding the business of Serino 4, Corp., the ("Company"), which involve judgments with respect to, among other things, future economic and competitive conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, actual results may differ materially from those set forth in the forward-looking statements.

EXPLANATORY NOTE: As used in this report, the terms "we", "us", and "our" are sometimes used to refer to Serino 4, Corp. and, as the context requires, its management.

PART I

ITEM 1. BUSINESS.

Serino 4 Corp. was incorporated on April 21, 2005 under the laws of the State of New Jersey to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholder.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Perceived Benefits

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

*    the ability to use registered securities to make acquisitions of assets or businesses;

*    increased visibility in the financial community;

*    the facilitation of borrowing from financial institutions;

*    improved trading efficiency;

*    shareholder liquidity;

*    greater ease in subsequently raising capital;

*   compensation of key employees through stock options for which there may be a market valuation;

*    enhanced corporate image;

*    a presence in the United States capital market.

Potential Target Companies

A business entity, if any, which may be interested in a business combination with us may include the following:

*    a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

*    a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

*    a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

*   a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

*    a foreign company which may wish an initial entry into the United States securities market;

*    a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified Employee Stock Option Plan;

*    a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

We are voluntarily filing this Registration Statement with the Securities and Exchange Commission and are under no obligation to do so under the Securities Exchange Act of 1934.

Risk Factors

Our business is subject to numerous risk factors, including the following:

No Operating History or Revenue and Minimal Assets.

We have had no operating history nor any revenues or earnings from operations.  We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

Speculative Nature of the Company's Proposed Operations.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria.  In the event we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

Scarcity of and Competition For Business Opportunities and Combinations.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

Impracticability of Exhaustive Investigation; Failure to Meet Its Fiduciary Obligations.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target company. The decision to enter into a business combination, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. We will be particularly dependent in making decisions upon information provided by the principals and advisors associated with the business entity seeking our participation. Management may not be able to meet its fiduciary obligation to us and our stockholders due to the impracticability of completing thorough due diligence of a target company. By its failure to complete a thorough due diligence and exhaustive investigation of a target company, we are more susceptible to derivative litigation or other stockholdersuits. In addition, this failure to meet our fiduciary obligations increases the likelihood of plaintiff success in such litigation.

No Agreement for Business Combination or Other Transaction - No Standards For Business Combination - Managements Sole Discretion Regarding Business Combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Vincent L. Verdiramo is our sole officer, director and controlling shareholder and as such has complete control and discretion with regard to our business and affairs. Mr. Verdiramo has complete discretion whether we will enter into a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Continued Management Control, Limited Time Availability.

While seeking a business combination, management anticipates devoting only a limited amount of time per month to our business. Our sole officer has not entered into a written employment agreement with us and he is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer/director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of our business and likelihood of continuing operations.

Conflicts of Interest--General.

Our officer and director may participate in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. Management has adopted a policy that we will not seek a business combination with any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See "ITEM 5.”

Reporting Requirements May Delay or Preclude Acquisition.

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition.  The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Lack of Market Research or Marketing Organization.

We have neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such business combination.

Lack of Diversification.

Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with only one target company.  Consequently, our activities will be limited to those engaged in by the business entity which we will merge with or acquire. Our inability to diversify its activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

Regulation Under Investment Company Act.

Although we will be subject to regulation under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject us to material adverse consequences.

Probable Change in Control and Management.

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our shareholder to sell or transfer all or a portion of their common stock. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Reduction 0f Percentage Share Ownership Following Business Combination.

Our primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in our issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by our present shareholder and would most likely result in a change in control of our management.

Taxation.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Possible Reliance Upon Unaudited Financial Statements.

We will require audited financial statements from any business entity we propose to acquire. No assurance can be given, however, that audited financials will be available to us prior to a business combination. In cases where audited financials are unavailable, we will have to rely upon unaudited information that has not been verified by outside auditors in making our decision to engage in a transaction with the business entity. The lack of the type of independent verification which audited financial statements would provide increases the risk that we, in evaluating a transaction with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

ITEM 2. DESCRIPTION OF PROPERTY

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company.  Management has agreed to continue this arrangement until the Company completes an acquisition or merger.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A) MARKET PRICE. There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

(B) HOLDERS. There is one holder of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

(C) DIVIDENDS. We have not paid any dividends to date, and has no plans to do so in the immediate future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Plan of Operation

The Registrant is continuing its efforts to locate a merger Candidate for the purpose of a merger. It is possible that the registrant will be successful in locating such a merger candidate and closing such merger. However, if the registrant cannot effect a non-cash acquisition, the registrant may have to raise funds from a private offering of its securities under Rule 506 of Regulation D. There is no assurance the registrant would obtain any such equity funding.

Results of Operation

The Company did not have any operating income from inception (April 21, 2005). For the one day ended April 21, 2005, the registrant recognized a net loss of $600. Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At April 21, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation. Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investment bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods. No estimate can be made as to the number of persons who will be contacted or solicited. Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation. Management and its affiliates will pay referral fees to consultants and others who refer target businesses for mergers into public companies in which management and its affiliates have an interest. Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

Vincent L. Verdiramo will supervise the search for target companies as potential candidates for a business combination. Vincent L. Verdiramo will pay as his own expenses any costs he incurs in supervising the search for a target company.  Vincent L. Verdiramo may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants. Vincent L. Verdiramo controls us and therefore has the authority to enter into any agreement binding us. Vincent L. Verdiramo as our sole officer, director and only shareholder can authorize any such agreement binding us. See "ITEM 4.”

Securities Ownership of Certain Beneficial Owners and Management

We have no full time employees. Our president has agreed to allocate a portion of his time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by his devoting no more than 10 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

Our Certificate of Incorporation provides that we may indemnify our officers and/or directors for liabilities, which can include liabilities arising under the securities laws. Therefore, our assets could be used or attached to satisfy any liabilities subject to such indemnification.

General Business Plan

Our purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. We will not restrict our search to any specific business, industry, or geographical location and we may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because we have nominal assets and limited financial resources. This lack of diversification should be considered a substantial risk to our shareholders because we will not offset potential losses from one venture against gains from another.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes.

We anticipate that the selection of a business opportunity in which to participate will be complex and extremely risky. Management believes (but has not conducted any research to confirm) that there are business entities seeking the perceived benefits of a publicly registered corporation. Such perceived benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, increasing the opportunity to use securities for acquisitions, providing liquidity for shareholders and other factors. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We have, and will continue to have, no capital with which to provide the owners of business entities with any cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a public company without incurring the cost and time required to conduct an initial public offering. Management has not conducted market research and is not aware of statistical data to support the perceived benefits of a business combination for the owners of a target company.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operations, if any; prospects for the future; nature of present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development, or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services, or trades; name identification; and other relevant factors. This discussion of the proposed criteria is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities.

The Exchange Act requires that any merger or acquisition candidate comply with certain reporting requirements, which include providing audited financial statements to be included in the reporting filings made under the Exchange Act.  We will not acquire or merge with any company for which audited financial statements cannot be obtained at or within the required period of time after closing of the proposed transaction.

We may enter into a business combination with a business entity that desires to establish a public trading market for its shares. A target company may attempt to avoid what it deems to be adverse consequences of undertaking its own public offering by seeking a business combination with us. Such consequences may include, but are not limited to, time delays of the registration process, significant expenses to be incurred in such an offering, loss of voting control to public shareholders or the inability to obtain an underwriter or to obtain an underwriter on satisfactory terms.

We will not restrict our search for any specific kind of business entities, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict at this time the status of any business in which we may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which we may offer.

Our management, which in all likelihood will not be experienced in matters relating to the business of a target company, will rely upon its own efforts in accomplishing our business purposes. Following a business combination, we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target company, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target company may have an agreement with a consultant or advisor providing that services of the consultant or advisor be continued after any business combination. Additionally, a target company may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such preexisting agreements of target companies for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target company.

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. On the consummation of a transaction, it is likely that our present management and shareholder will no longer be in control of the Company. In addition, it is likely that our officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination and we are no longer considered a blank check company. The issuance of additional securities and their potential sale into any trading market which may develop our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to negotiations with a target company, management expects to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, our shareholders will in all likelihood hold a substantially lesser percentage ownership interest in the Company following any merger or acquisition.

The percentage of ownership may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholder at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing and will include miscellaneous other terms.

We will not enter into a business combination with any entity which cannot provide audited financial statements at or within the required period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the Exchange Act. Included in these requirements is our duty to file audited financial statements as part of or within 60 days following the due date for filing our Form 8-K (or Form 8-K12G3 if we decide to enter into a "back door" registration which we do not intend to do) which is required to be filed with the Securities and Exchange Commission within 15 days following the completion of the business combination. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

Management has orally agreed that it will advance to us any additional funds which we need for operating capital and for costs in connection with searching for or completing an acquisition or merger. Such advances will be made without expectation of repayment. There is no minimum or maximum amount management will advance to us. We will not borrow any funds to make any payments to our management, its affiliates or associates.

Our Board of Directors has passed a resolution which contains a policy that we will not seek a business combination with any entity in which our officer, director, shareholder or any affiliate or associate serves as an officer or director or holds any ownership interest.

Undertakings and Understandings Required of Target Companies

As part of a business combination agreement, we intend to obtain certain representations and warranties from a target company as to their conduct following the business combination. Such representations and warranties may include (i) the agreement of the target company to make all necessary filings and to take all other steps necessary to remain a reporting company under the Exchange Act (ii) imposing certain restrictions on the timing and amount of the issuance of additional free-trading stock, including stock registered on Form S-8 or issued pursuant to Regulation S and (iii) giving assurances of ongoing compliance with the Securities Act, the Exchange Act, the General Rules and Regulations of the Securities and Exchange Commission, and other applicable laws, rules and regulations.

A prospective target company should be aware that the market price and volume of its securities, when and if listed for secondary trading, may depend in great measure upon the willingness and efforts of successor management to encourage interest in us within the United States financial community. We do not have the market support of an underwriter that would normally follow a public offering of its securities. Initial market makers are likely to simply post bid and asked prices and are unlikely to take positions in our securities for their own account or customers without active encouragement and a basis for doing so. In addition, certain market makers may take short positions in our securities, which may result in a significant pressure on their market price. We may consider the ability and commitment of a target company to actively encourage interest in its securities following a business combination in deciding whether to enter into a transaction with such company.

A business combination with us separates the process of becoming a public company from the raising of investment capital. As a result, a business combination with us normally will not be a beneficial transaction for a target company whose primary reason for becoming a public company is the immediate infusion of capital. We may require assurances from the target company that it has a reasonable belief that it will have sufficient sources of capital to continue operations following the business combination. However, it is possible that a target company may give such assurances in error, or that the basis for such belief may change as a result of circumstances beyond the control of the target company.

Prior to completion of a business combination, we will generally require that it be provided with written materials regarding the target company containing such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 75 days following completion of a business combination; and other information deemed relevant.

Competition

We will remain an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than us. In view of our combined extremely limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

ITEM 7. FINANCIAL STATEMENTS

                                  SERINO 4 CORP.

                          (a development stage company)

                              FINANCIAL STATEMENTS

                             AS OF APRIL 30, 2006

SERINO 4 CORP.

(a development stage company)

Financial Statements Table of Contents

FINANCIAL STATEMENTS                                                     Page #

         Independent Auditors Report                                        16

         Balance Sheet                                                      17

         Statement of Operations and Retained Deficit                       18

         Statement of Stockholders Equity                                   19

         Cash Flow Statement                                                20

         Notes to the Financial Statements                                  21

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

SERINO 4 CORP.

We have audited the accompanying balance sheet of SERINO 4 CORP. (a development stage company), as of April 30, 2006 and 2005, and the related statement of operations, equity and cash flows for the twelve months ended April 30, 2006, the two days ended April 30, 2005 and from inception (April 29, 2005) through April 30, 2006.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SERINO 4 CORP., as of April 30, 2006 and the results of its operations and its cash flows for the twelve months ended April 30, 2006, the two days ended April 30, 2005 and from inception (April 29, 2005) through April 30, 2006 in conformity with U.S. generally accepted accounting principles.

Gately & Associates, LLC

Altamonte Springs, FL

July 20, 2006

                            SERINO 4 CORP.

                    (a development stage company)

                                  BALANCE SHEET

                     As of April 30, 2006 and 2005

                                     ASSETS

     CURRENT ASSETS                                   April 30, 2006  April 30, 2005

             Cash                                        $      0       $     0

                                                         ---------      --------

                           TOTAL ASSETS                  $      0       $     0

                                                         =========      ========

                      LIABILITIES AND STOCKHOLDER'S EQUITY

     CURRENT LIABILITIES

         Accrued expenses                                 $ 2,150       $   500

                                                          --------      --------

                           TOTAL LIABILITIES                2,150           500

     STOCKHOLDER'S EQUITY

       PREFERRED STOCK – par value $0.0001;

         50,000,000 shares authorized;

         none issued or outstanding                             0             0

       Common Stock - par value $0.0001;

         200,000,000 shares authorized;

         100,000 and 1,000,000 issued and outstanding          10           100

       Additional paid in capital                              90             0

       Accumulated Deficit                                 (2,250)         (600)

                                                          --------      --------

       Total stockholder's equity                          (2,150)         (500)

                                                          --------      --------

           TOTAL LIABILITIES AND EQUITY                   $     0       $     0

                                                          ========      ========

The accompanying notes are an integral part of these financial statements.

                                  SERINO 4 CORP.

                          (a development stage company)

                             STATEMENT OF OPERATIONS

  For the twelve months ended April 30, 2006, the two days ended April 30, 2005 from inception (April 29, 2005) through April 30, 2006

                                         Twelve Months    Two Days     From Inception to

                                         Apr. 30, 2006  Apr. 30, 2005     Apr. 30, 2006

     REVENUE                               $        0   $         0       $         0

     COST OF SALES                                  0             0                 0

                                           -----------  ------------      ------------

     GROSS PROFIT                                   0             0                 0

     GENERAL AND ADMINISTRATIVE EXPENSES        1,650           600             2,250

                                           -----------   -----------       -----------

     NET LOSS                                  (1,650)         (600)           (2,250)

     ACCUMULATED DEFICIT, BEGINNING BALANCE      (600)            0                 0

                                           -----------   -----------       -----------

     ACCUMULATED DEFICIT, ENDING BALANCE   $   (2,250)   $     (600)       $   (2,250)

                                           ===========   ===========       ===========

     EARNINGS PER SHARE

         Net loss per share                   ($0.02)      ($0.01)

         Weighted Average

         Number of Common Shares              100,000      100,000

   (reflects retroactive application of 900,000 common shares returned)

   The accompanying notes are an integral part of these financial statements.

                               SERINO 4 CORP.

                       (a development stage company)

                     STATEMENT OF STOCKHOLDER'S EQUITY

           From inception (April 29, 2005) through April 30, 2006

                                                        ADDITIONAL   ACCUMULATED

                              SHARES      COMMON STOCK   PAID IN       DEFICIT       TOTAL

                           -------------  ------------- -----------  ------------ -----------

Stock issued as compensation

 for acceptance of incorporation

 expenses on April 29, 2005

 at $0.0001 per share          1,000,000   $      100  $         0   $        0   $      100

Net loss                                                                   (600)        (600)

                            -------------  ----------- ------------ ------------ ------------

Total at April 30, 2005        1,000,000   $      100  $         0  $      (600)  $     (500)

Stock returned to treasury

 And cancelled on May 1, 2005   (900,000)         (90)          90            0            0

Net loss                                                                 (1,650)      (1,650)

                            ------------- ------------ ------------ ------------ ------------

Total at April 30, 2006          100,000  $        10  $        90  $    (2,250) $    (2,150)

                            ============= ============ ============ ============ ============

   The accompanying notes are an integral part of these financial statements.

                                  SERINO 4 CORP.

                          (a development stage company)

                             STATEMENT OF CASH FLOWS

  For the twelve months ended April 30, 2006, the two days ended April 30,2005 from inception (April 29, 2005) through April 30, 2006

                                                   Twelve Months   Two Days      From

CASH FLOWS FROM OPERATING ACTIVITIES               Apr. 30, 2006 Apr. 30, 2005 Inception

             Net income (loss)                        $(1,650)      $ (600)    $(2,250)

             Stock issued as compensation                   0          100         100

             Increases (Decrease) in accrued expenses   1,650          500       2,150

                                                      --------      -------    --------

NET CASH PROVIDED OR (USED) IN OPERATIONS                   0            0           0

CASH FLOWS FROM INVESTING ACTIVITIES

        None                                                0            0           0

CASH FLOWS FROM FINANCING ACTIVITIES

        None                                                0            0           0

CASH RECONCILIATION

        Net increase (decrease) in cash                     0            0           0

        Beginning cash balance                              0            0           0

                                                      --------      -------    --------

CASH BALANCE AT END OF PERIOD                         $     0       $    0     $     0

                                                      ========      =======    ========

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

11.   Income Taxes:

The Company has a net operating loss carryforward in the amount of $2,250 that was created from normal operations for a tax benefit in the amount of $450.

The Company has set against this benefit an allowance to reduce the balance of the tax asset to $0.00 as the Company’s management believes that the tax asset is more likely to expire as the Company has no revenues from inception.  These benefits will expire as follows, $330 during the year 2026 and $120 during the year 2025.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We have not changed accountants since the formation of the Company and there are no disagreements with the findings of our accountants.

ITEM 8A.  CONTROLS AND PROCEDURES

Based on management’s evaluation, our chief executive officer who is also our chief financial officer has concluded that, subject to limitations described below, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), were effective as of June 30, 2006 to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

We had no significant changes to our internal controls over financial reporting in the year ended April 30, 2006.

Our Chief Executive Officer does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. The design of a control system must reflect the fact that there are resource constraints and the benefit of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that we have detected all of our control issues and all instances of fraud, if any. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving our stated goals under all potential future conditions.

ITEM 8B.  OTHER INFORMATION

None.

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have one Director and Officer as follows:

Name                                    Age      Positions and Offices Held

Vincent L. Verdiramo            69        President/Director

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Set forth below is the name of our director and officer, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Mr.  Vincent  L.  Verdiramo, 69, has been engaged in the practice of law since 1965.  More recently he was engaged as General Counsel for several publicly traded companies from 1986-2005.  Mr. Verdiramo has also enjoyed teaching affiliations with several colleges and universities within the New York – New Jersey area where he taught various courses in business and law.  Mr. Verdiramo holds a B.S. from Rutgers University and a J.D. from New York Law School. Since the Company's inception, Mr. Verdiramo has been functioning as its Chairman, President.

Vincent L. Verdiramo is also the President and sole shareholder of four other New Jersey Corporations that filing with the United States Securities and Exchange Commission.  The other four New Jersey Corporations that Vincent L. Verdiramo is President of are Serino 2 Corp., Serino 3 Corp., Serino 5 Corp., and Serino 6 Corp.

Conflicts Of Interest

Mr. Verdiramo is also the President of Serino 2 Corp., Serino 3 Corp., Serino 5 Corp., and Serino 6 Corp.  As such, demands may be placed on the time of Mr. Verdiramo which will detract from the amount of time he is able to devote to us. Mr. Verdiramo intends to devote as much time to the activities of the Company as required. However, should such a conflict arise, there is no assurance that Mr. Verdiramo would not attend to other matters prior to those of the Company. Mr. Verdiramo projects that initially up to ten hours per month of his time may be spent locating a target company which amount of time would increase when the analysis of, and negotiations and consummation with, a target company are conducted.

Mr. Verdiramo owns 100,000 shares, of the Company's common stock. At the time of a business combination, management expects that some or all of the shares of common stock owned by Vincent L. Verdiramo, will be purchased by the target company or retired by the Company. The amount of Common Stock sold or continued to be owned by Vincent L. Verdiramo, cannot be determined at this time.

The terms of the business combination may include such terms as Mr. Verdiramo remaining a director or officer of the company. The terms of a business combination may provide for a payment by cash or otherwise to Vincent L. Verdiramo, for the purchase or retirement of all or part of his common stock by a target company or for services rendered incident to or following a business combination. Mr. Verdiramo would directly benefit from such payment. Such benefits may influence Mr. Verdiramo's choice of a target company.

We may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target company to us where that reference results in a business combination. No finder's fee of any kind will be paid by us to management or our promoters or to their associates or affiliates. No loans of any type have, or will be, made by us to management or our promoters or to any of their associates or affiliates.

We will not enter into a business combination, or acquire any assets of any kind for its securities, in which our management or any affiliates or associates have any interest, direct or indirect.

There are no binding guidelines or procedures for resolving potential conflicts of interest. Failure by management to resolve conflicts of interest in favor of us could result in liability of management to us. However, any attempt by shareholders to enforce a liability of management to us would most likely be prohibitively expensive and time consuming.

Current and Future Blank Check Companies

Our President has filed Form 10SBs for four other blank check companies, and may be in the future, an officer, director and/or beneficial shareholder of other blank check companies. The initial business purpose of each of these companies was or is to engage in a business combination with an unidentified company or companies and each were or will be classified as a blank check company until completion of a business combination. The following chart summarizes certain information concerning blank check companies with which our President is or has been involved whose registration statements are effective as of the date hereof. In most instances when a business combination is transacted with one of these companies, it is required to file a current Report on Form 8-K describing the transaction. When appropriate reference will be made to the Form 8-K filed for any company listed below for detailed information concerning the business combination entered into by that company.

Corporation	Registration Form	Status

Serino 2, Corp. - in registration with no comments received from the SEC.  No IPO or offering has been undertaken for this company. Mr. Verdiramo is still the sole officer and director of Serino 2, Corp.

	Filed on June 29, 2005	To date no merger has been effectuated and the Company's shares are not available on any public market.

Serino 3, Corp. - in registration with no comments received from the SEC. No IPO or offering has been undertaken for this company. Mr. Verdiramo is still the sole officer and director of Serino 3, Corp.

	Filed on June 29, 2005	To date no merger has been effectuated and the Company's shares are not available on any public market.

Serino 4, Corp. - in registration with no comments received from the SEC.  No IPO or offering has been undertaken for this company. Mr. Verdiramo is still the sole officer and director of Serino 4, Corp.

	Filed on June 29, 2005	To date no merger has been effectuated and the Company's shares are not available on any public market.

Serino 5, Corp. - in registration with no comments received from the SEC.  No IPO or offering has been undertaken for this company. Mr. Verdiramo is still the sole officer and director of Serino 5, Corp.

	Filed on June 29, 2005	To date no merger has been effectuated and the Company's shares are not available on any public market.

Serino 6, Corp. - in registration with no comments received from the SEC.  No IPO or offering has been undertaken for this company. Mr. Verdiramo is still the sole officer and director of Serino 6, Corp.

	Filed on June 29, 2005	To date no merger has been effectuated and the Company's shares are not available on any public market.

ITEM 10. EXECUTIVE COMPENTSATION

No executive officers have received compensation of any kind during the fiscal year ended April 30, 2006.

	Annual Compensation				Long Term Compensation
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensa- tion ($)	Restricted Stock Award ($)	Securities Underlying Options/ SARs	LTIP Payouts ($)	All Other Compensa- tion ($)
Vincent Verdiramo	2005 2006	0 0	0 0	0 0	0 0	0 0	0 0	0 0

The following table sets forth information with respect to the executive officer listed above, concerning the grants of options and Stock Appreciation Rights ("SAR") during the fiscal year ended April 30, 2006:

Option/SAR Grants In Last Fiscal Year

Name	Number of Securities Underlying Options/SARs Granted (1)	Percent of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Vincent Verdiramo	0	0	0	0

Exercise of Options:

The Company has no stock options outstanding.

Long-Term Incentives

The Company has no long term incentive plan at this time.

Compensation of Directors:

Directors are not compensated for their activity as directors.  The Board of Directors is empowered to vote compensation to directors for their performance of duties to the Company.  In addition, directors are reimbursed for their accountable expenses incurred in attending meetings and conducting their duties on behalf of the Company.  Other than as indicated in the Summary Compensation Table above, no director received compensation for services during the year ended April 30, 2006.

There are no compensatory plans or arrangements for compensation of any Director in the event of his termination of office, resignation or retirement.

There is no employment agreement between the Company and our executive officer.  See Risk Factors in Item 1 and Item 6, Plan of Operations, for additional discussion of the Company’s relationship with our officers and directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of shares of the Company’s common stock as of April 30, 2006 by:

Name and Address of

Amount of

Percentage

Beneficial Owner

Beneficial Ownership

of Class

Vincent L. Verdiramo

100,000

100%

3163 Kennedy Boulevard

Jersey City, New Jersey

07306

All Executive Officers

and Directors as a Group (1 person)

100,000

100%

The Company has no knowledge of any other arrangements, including any pledge by any person of the Company’s securities, the operation of which may at a subsequent date result in a change in control of the company.

The Company is not, to the best of its knowledge, directly or indirectly owned or controlled by another corporation or foreign government.

Changes in Control

There are no arrangements known to the Company the operation of which may at a subsequent time result in the change of control of the Company.  We are presently engaged in a search for new investment or merger opportunities.  Control of the Company may change in the event of a business re-organization resulting in the issuance of additional common stock or other voting securities of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At inception, we issued a total of 1,000,000 shares of Common Stock to the following persons for a total of $100 in cash:

Name                                        Number of Total Shares       Consideration

Vincent L. Verdiramo                         1,000,000                            $100

With respect to the sales made to Vincent L. Verdiramo, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").  Such security holders cannot rely on Rule 144 for resale transactions and therefore can only be resold through Registration under the Securities Act.

In May of 2005, Mr. Verdiramo returned 900,000 shares of Common Stock to the Company’s treasury as unissued. He is presently holding 100,000 shares of the Company’s Common Stock.

ITEM 13. EXHIBITS

Exhibit Number	Description

31	Rule 13a-14(a)/15d-14(a) Certification

32	Section 1350 Certification

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s board of directors reviews and approves audit and permissible non-audit services performed by the authorized independent public accountants as well as the fees charged by the authorized independent public accountants for such services.  In its review of non-audit service fees and its appointment of the authorized independent public accountants as the Company's independent accountants, the board of directors considered whether the provision of such services is compatible with maintaining the authorized independent public accountants independence. All of the services provided and fees charged by the authorized independent public accountants during the fiscal year ended April 30, 2006 were pre-approved by the board of directors.

Audit Fees

The aggregate fees billed by the authorized independent public accountants for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2006 and 2005 were $1,500 and $1,500 respectively, net of expenses.

Audit-Related Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees" above.

Tax Fees

The aggregate fees billed by the authorized independent public accountants during the last two fiscal years for professional services rendered by the authorized independent public accountants for tax compliance for 2006 and 2005 were $0 and $0, respectively.

All Other Fees

There were no other fees billed by the authorized independent public accountants during the last two fiscal years for products and services provided by authorized independent public accountants.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this amendment to registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

By:   /s/ Vincent L. Verdiramo

----------------------------------------------

Vincent L. Verdiramo

Title: President

Dated: September 13, 2006